Form 10-K/A
period 2018-12-31
Citigroup Commercial Mortgage Trust 2014-GC23
filed 2019-11-27
CIK 1612518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2019 under Commission File No. 333-189017-05 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibit 33.2, as a replacement of the report on assessment of compliance filed as Exhibit 33.2 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibit 34.2, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 34.2 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

10.3	Mortgage Loan Purchase Agreement, dated as of August 1, 2014, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 7, 2014, and filed by the registrant on August 7, 2014 under Commission File No. 333-189017-05, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of August 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which MC-Five Mile Commercial Mortgage Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated August 7, 2014, and filed by the registrant on August 7, 2014 under Commission File No. 333-189017-05, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of August 1, 2014, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated August 7, 2014, and filed by the registrant on August 7, 2014 under Commission File No. 333-189017-05, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Selig Portfolio mortgage loan under the GSMS 2014-GC22 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

35	Servicer compliance statements.[2]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-05, and is incorporated by reference herein)

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

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

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President